Form 10-Q
period 2012-12-31
ACCELERATED ACQUISITIONS XX
filed 2013-02-14
CIK 1542627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 000-54612

ACCELERATED ACQUISITIONS XX, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-4511068
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1840 Gateway Drive, Suite 200, Foster City, California 94404
(Address of principal executive offices)

(650) 283-2653
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 26,350,000 shares outstanding as of February 13, 2013.

TABLE OF CONTENTS

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012 (audited)	3

	Statements of Operations for the three and nine months ended December 31, 2012 and period from inception (February 6, 2012) through December 31, 2012 (unaudited)	4

	Statements of Stockholders' Deficit	5

	Statements of Cash Flows for the nine months ended December 31, 2012 and period from inception (February 6, 2012) through December 31, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Reserved and Removed)	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

	Signatures	15

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XX, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	December 31, 2012	March 31, 2012
Assets:	(Unaudited)

Current Assets:
Cash	$32	$200

Total Assets	$32	$200

Liabilities and Shareholders' Deficit:

Current Liabilities:

Due to related party	$6,455	$-
Total Liabilities	6,455	-

Shareholders' Deficit:

Common Stock, 100,000,000 shares authorized ( par value $.0001) 26,350,000 and 5,000,000 shares issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	2,635	500
Additional Paid in capital	1,700	1,500
Accumulated Deficit	(10,758)	(1,800)

Deficit accumulated during the development stage	(6,423)	200

Total Liabilities and Shareholders' Deficit	$32	$200

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XX, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31, 2012	For the Nine Months Ended December 31, 2012	Cumulative from Feb 6, 2012 (inception) to December 31, 2012

Revenue	$-	$-	$-

Operating Expenses:
General and Administrative	6,558	8,958	10,758

Operating Loss

Net loss	$(6,558)	$(8,958)	$(10,758)

Net loss per share ( basic and diluted)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	26,350,000	12,824,909

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XX, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated during development stage	Total

Issurance of Common Stock - Founders for cash	5,000,000	$500	$1,500	$-	$2,000
Net Loss				(1,800)	(1,800)
Balance at March 31, 2012	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, September 21, 2012 at $ .0001 per share	(3,500,000)	(350)	350	-	-

Issurance of Common Stock under subscription
agreement with Cellular Concrete, September 21, 2012
at $.0001 per share	23,350,000	2,335	-	-	2,335

Issuance of Common Stock under consulting
agreement September 24, 2012 at $.0001 per share	1,500,000	150	(150)	-	-

Net Loss				(8,958)	(8,958)
Balance at December 31, 2012 (Unaudited)	26,350,000	$2,635	$1,700	$(10,758)	$(6,423)

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31, 2012	Cumulative since February 6, 2012 ( inception) to December 31, 2012

Operating Activities

Net loss	$(8,958)	$(10,758)

Net Cash used in operations	(8,958)	(10,758)

Financing Activities

Proceeds from the issurance of common stock	2,335	4,335
Changes of advance from shareholders	6,455	6,455

Net Cash provided by financing activities	8,790	10,790

Net increase (decrease) in cash	(168)	32

Cash at the Beginning of the Period:	200	-
Cash at the End of the Period	$32	$32

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

(b)	Basis of Presentation- development stage and going concern

The Company has not earned any revenue from operations since inception. Accordingly, the Company’s activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development Stage Entities." Among the disclosures required by ASC 915, are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.
The Company sustained operating losses and accumulated deficit of $10,758 as of December 31, 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.
The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.
The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended March 31, 2012 included in our Annual Report on Form 10-K. The results of the period from inception (February 6, 2012) to December 31, 2012 are not necessarily indicative of the results to be expected for the full year ending March 31, 2013.

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

(d)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalent at December 31, 2012 and March 31, 2012.

ACCELERATED ACQUISITIONS XX, INC.
(A Development Stage Company)
Notes to Financial Statements
(unaudited)

(e)	Loss per Common Share

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

(f)	Fair Value of Financial Instruments

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 820-10, (formerly SFAS No.157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.

-	Level 1: Quoted prices in active markets for identical assets or liabilities.

-
Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(g)	Recent Accounting Pronouncements- Adopted

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement Topic 820." ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. Adoption of the new amendment did not have a material effect on the Company’s financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

On September 21, 2012, Cellular Concrete Technologies, LLC. (“Purchaser”) agreed to acquire 23,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. Following these transactions, Cellular Concrete Technologies, LLC owned approximately 94% of the Company’s 24,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Paul Falco was simultaneously appointed to the Company’s Board of Directors. Such action represents a change of control of the Company. The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

ACCELERATED ACQUISITIONS XX, INC.
(A Development Stage Company)
Notes to Financial Statements
(unaudited)

NOTE 2 - RELATED PARTY TRANSACTIONS (continued)

Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of their stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company. The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment. Concurrent with the sale of the shares, the Company will file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Cellular Concrete Technologies, Inc.”.

On September 24, 2012, the Company entered into a Consulting Services Agreement with AVP. The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the Company to AVP to purchase 1,500,000 shares of the Company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder) subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:

●	Milestone 1 – Company’s right of repurchase will lapse with respect to 60% of the shares upon securing $2.5 million in available cash from funding;

●	Milestone 2 – Company’s right of repurchase will lapse with respect to 40% of the Shares upon securing $5 million in available cash (inclusive of any amounts attributable to Milestone 1);

and (b) cash compensation at a rate of $12,500 per month. The payment of the cash compensation is subject to the Company’s achievement of certain designated milestones, specifically, cash compensation of $150,000 is due consultant upon the achievement of Milestone 1, and an additional $150,000 is due upon the achievement of Milestone 2. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $12,500 per month. The total cash compensation to be received by the consultant is not to exceed $300,000 unless the Company receives an amount of funding in excess of the amount specified in Milestone 2. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones. The Company also has the option to make a lump sum payment to AVP in lieu of the monthly cash payments.

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of December 31, 2012, the debts, in the amount of $6,455 was due to shareholder.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the sole officer and director of the Company to use at no charge.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

ACCELERATED ACQUISITIONS XX, INC.
(A Development Stage Company)
Notes to Financial Statements
(unaudited)

NOTE 3 – STOCKHOLDER’S DEFICIT

The Company is currently issuing only one class of common stock, and this has been issued at two different prices since inception. The Company is authorized to issue 100,000,000 shares of common stock. As of December 31, 2012, 26,350,000 shares of common stock were issued and outstanding.
On February 6, 2012 (inception date), the company issued 5,000,000 shares for cash of $2,000 to the founder of the Company.
On September 21, 2012, Cellular Concrete Technologies, LLC. (“Purchaser”) agreed to acquire 23,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. Following these transactions, Cellular Concrete Technologies, LLC owned approximately 94% of the Company’s 24,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Paul Falco was simultaneously appointed to the Company’s Board of Directors. Such action represents a change of control of the Company. The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

NOTE 4 – INCOME TAXES

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

	December 31, 2012 (Unaudited)	March 31, 2012
Gross deferred tax assets	$10,758	$1,800
Valuation allowance	(10,758)	(1,800)
Net deferred tax asset	$—	$—

As of December 31, 2012 the Company had a net operating loss carryforward of approximately $10,760 which will begin to in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of December 31, 2012 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2012 forward. There are no tax examinations currently in progress.

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

Results of Operations

For the three months ending December 31, 2012 the Company had no revenues and incurred $6,558 of general and administrative expenses and for the nine months ending December 31, 2012 incurred $8,958 of general and administrative expenses.

For the period from inception (February 6, 2012) through December 31, 2012, the Company had no activities that produced no revenues from operations and had a net loss of $(10,758), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of December 31, 2012, the Company had assets equal to $32 and had $6,455 in current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:
For the Cumulative Period from Inception (February 6, 2012) through December 31, 2012

Operating activities	$(10,758)
Investing activities	-
Financing activities	$10,790

Net effect on cash	$32

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2012
ACCELERATED ACQUISITIONS XX, INC.

	By:	/s/ Paul Falco
Paul Falco
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

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

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document