Form 10-K/A
period 2013-03-31
Cellular Concrete Technologies, Inc.
filed 2013-09-10
CIK 1542627

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendmnet No. 1)

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor FL
June 26, 2012

PART - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CELLULAR CONCRETE TECHNOLOGIES, INC.
( A Development Stage Company)
BALANCE SHEETS

	March 31, 2013	March 31, 2012
ASSETS

Current Assets:
Cash	$-	$200
Total Assets	$-	$200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accrued expenses due to founder	$6,415	$-
Bank overdraft	16	-
Total Liabilities	6,431	-

Stockholders' Equity (Deficit):
Common Stock, 100,000,000 shares authorized ( par value $.0001) 26,350,000 and 5,000,000 shares issued and outstanding as of March 31, 2013 and March 31, 2012, respectively	2,635	500
Additional Paid in capital	1,500	1,500
Deficit accumulated during the development stage	(10,566)	(1,800)

Total Stockholder's Equity (Deficit)	(6,431)	200
Total Liabilities and Stockholders' Equity (Deficit)	$-	$200

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

(d)	Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

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

Evaluation of Internal Controls and Procedures

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2013, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2013, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

        Anton & Chia the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  Financial Statements.

None

 (b) Index to Exhibits required by Item 601 of Regulation S-K.

EXHIBIT LIST

NUMBER	DESCRIPTION

3.1*	Certificate of Incorporation

3.2*	By-Laws

3.3	Certificate of Amendment of Certificate of Incorporation dated February 22, 2013

10.1**	Subscription Agreement, dated as of September 21, 2012 by and among Accelerated Acquisitions XX, Inc. and Cellular Concrete Technologies, LLC.

10.2**	Letter dated September 21, 2012, from Accelerated Venture Partners to Accelerated Acquisitions XX, Inc. regarding the tender of shares for cancellation.

10.3**	Letter of resignation tendered by Timothy Neher on September 21, 2012.

10.4**	Consulting Agreement dated as of September 24, 2012 by and among Accelerated Acquisitions XX, Inc. and Accelerated Venture Partners LLC

10.5**	2012 Employee, Director and Consultant Stock Plan

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

*Previously filed on February 28, 2012
**Previously filed on September 24, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 10, 2013	CELLULAR CONCRETE TECHNOLOGIES, INC.

	By:	/s/ Paul Falco
Paul Falco
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: September 10, 2013	By:	/s/ Paul Falco
Paul Falco
Principal Financial Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Paul Falco as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / Paul Falco	Chief Executive Officer (Principal Executive Officer)	September 10, 2013
Paul Falco

/ S / Paul Falco	Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2013