Form 10-Q
period 2013-09-30
Cellular Concrete Technologies, Inc.
filed 2013-11-14
CIK 1542627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 26,350,000 shares outstanding as of November 12, 2013.

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of September 30, 2013 (unaudited) and March 31, 2013 (audited)	3

	Statements of Operations for the three months ended September 30, 2013 (unaudited), September 30, 2012 and period from inception (February 6, 2012) through September 30, 2013 (unaudited)	4

	Statements of Cash Flows for the 3 months ended September 30, 2013 (unaudited), September 30, 2012 and period from inception (February 6, 2012) through September 30, 2013 (unaudited)	5

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Reserved and Removed)	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

	Signatures	14

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELLULAR CONCRETE TECHNOLOGIES, INC.

 (A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2013	2013

ASSETS
Current assets:
Cash and cash equivalents	$-	$-

	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due to founder	$8,631	$6,415
Bank overdraft		16

Total liabilities	8,631	6,431

Commitments and contingencies

Stockholders’ deficit:

Common stock, 100,000,000 shares authorized (par value $.0001) 26,350,000 and 5,000,000 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	2,635	2,635
Additional paid-in capital	1,500	1,500
Deficit accumulated during the development stage	(12,766)	(10,566)

Total stockholders’ deficit	(8,631)	(6,431)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$

CELLULAR CONCRETE TECHNOLOGIES, INC.

 (A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ending September 30, 2013	For the six months ending September 30, 2012	Inception (February 6, 2012) through September 30, 2013 (Cumulative)

Revenues	$—	$—	$—

Operating expenses
General and administrative	1,100	2,900	12,766

Net loss	$(1,100)	$(2,900)	$(12,766)

Basic and diluted net loss per share	(0.00	(0.00

Weighted Average Common Shares Outstanding – basic and diluted	26,350,000	5,000,000

CELLULAR CONCRETE TECHNOLOGIES, INC.
( A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ending September 30, 2013	For the six months ending September 30, 2012	Inception (February 6, 2012) through September 30, 2013

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(1,100)	$(2,900)	$(12,766)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock under consulting agreement	-	-	150
Change in Assets & Liabilities
Accrued payroll and other liabilities	1,100	2,900	8,631
Change in bank overdraft	-	-	-
Net Cash used in operations	-	-	(3,985)

CASH FLOW FROM FINANCING ACTIVITIES

Tender of shares by founder	-	-	(350)
Proceeds from stock issuance under subscription agreement	-	-	4,335
Net Cash provided by financing activities			3,985

Net increase (decrease) in cash			-

Cash at the Beginning of the Period	-	200	-
Cash at the End of the Period	$-	$200	$-

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

The Company sustained operating losses and accumulated deficit of $12,766 as of September 30, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended March 31, 2013 included in our Annual Report on Form 10-K. The results of the period from inception (February 6, 2012) to September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending March 31, 2014.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalent at September 30, 2013 and March 31, 2013.

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of September 30, 2013, the debts, in the amount of $6,415 was due to shareholder.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the sole officer and director of the Company to use at no charge.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

CELLULAR CONCRETE TECHNOLOGIES, INC.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

NOTE 3–STOCKHOLDER’S DEFICIT

The Company is currently issuing only one class of common stock, and this has been issued at two different prices since inception. The Company is authorized to issue 100,000,000 shares of common stock. As of September 30, 2013, 26,350,000 shares of common stock were issued and outstanding.

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

	September 30, 2013 (Unaudited)	March 31, 2013
Gross deferred tax assets	$12,766	$10,566
Valuation allowance	(12,766)	(10,566)
Net deferred tax asset	$—	$—

As of September 30, 2013 the Company had a net operating loss carryforward of approximately $12,766 which will begin to expire in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of September 30, 2013 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2013 forward. There are no tax examinations currently in progress.

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

Results of Operations

For the three months ending September 30, 2013 the Company had no revenues and incurred $(1,100) of general and administrative expenses as compared to a net loss of $(1,800) for the same period last year. The net loss for the three months ending September 30, 2013 was contributed to audit fees of $1,100.

For the period from inception (February 6, 2012) through September 30, 2013, the Company had no activities that produced no revenues from operations and had a net loss of $(12,766), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of September 30, 2013, the Company had assets equal to $0 and had $8,631 in current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 6, 2012) through September 30, 2013

Operating activities	$(3,985)
Investing activities	-
Financing activities	$3,985

Net effect on cash	$-

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

Dated: July 26, 2013
CELLULAR CONCRETE TECHNOLOGIES, INC.

	By:	/s/ Paul Falco
Paul Falco
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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