Form 10-K/A
period 2013-03-31
Cellular Concrete Technologies, Inc.
filed 2013-12-20
CIK 1542627

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendmnet No. 2)

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

As of June 28, 2013 there were 26,350,000 shares of common stock, par value $.0001, outstanding.

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

Name	Age	Positions

Paul Falco	54	Chairman , Chief Executive Officer and Principal Financial Officer

Michael Davis	59	Director, President, Secretary

The Company has provided all the information required by Regulation S-K Item 401(e)(1) for its directors and executive officers for the five-year period ended as of the date of this Report.  That information is summarized below:

Name	Position	Entity	Nature of Entity	Dates

Paul M Falco	President	Brookstone Development1	CA General Contractor	June 2008 - Present

	CEO	Cellular Concrete Technologies LLC	Bldg. Mtl. R&D	Nov. 2009 - Present

	CEO, CFO	Cellular Concrete Bldg. Mtl. Technologies, Inc.	Commericalization	Sept. 2012 – Present

Michael Davis	President	Michael Davis &Associates	Consulting to several Start-ups	June 2008 – Feb. 2010

	President	Cellular Concrete Technologies LLC	Bldg. Mtl. R&D	Feb. 2010 - Present

	President	Cellular Concrete Technologies, Inc.	Bldg. Mtl. Commercializatoi	Sept. 2012 - Present

Paul M. Falco, Chairman, Chief Executive Officer and Principal Financial Officer -  In 2009, Mr. Falco purchased controlling interest of Stable Air’s® intellectual property, whereby he subsequently formed Cellular Concrete Technologies, LLC in early 2010, which he operates today.  Mr. Falco also owns and operates Cornerstone Development International, a company that partners with others construction companies that specialize in housing rehabilitation within Los Angeles, CA. Previous to these endeavors, Mr. Falco has ran and operated a construction company, Brookstone Development, in Southern California in 1987; where he specialized in home remodeling projects, whereby he built the business to include construction of custom homes and commercial buildings.

The Company believes Mr. Falco’s extentive background within the construction industry and the direct connection he has with Cellular Concrete Technologies will be a valuable asset to the Company’s marketing of the Technologies.

Michael R. Davis, President – Mr. Davis is currently the president of Cellular Concrete Technologies, LLC.  Mr. Davis joined Cellular Concrete Technologies, LLC as Vice President in early 2010, shortly after inception; and was promoted to President late in 2012.  He has helped to manage and expand Cellular Concrete Technologies, LLC’s IP portfolio, recently filing the CAL BLOCK and Panel™ trademark application for the Cellular Concrete Technologies, LLC.  In addition, he has been exploring the latest concrete admixture technologies for potential exclusive licensing worldwide.

Mr. Davis has been an adjunct lecturer at Concordia University, Irvine since 2011; he speaks, writes and counsels widely on Company Formation.  Mr. Davis attended Harvard College, where he graduated with honors in 1975.  After further studies at HBS (1975-1976), he helped to start and run numerous companies.  Most notable among them were Tam’s Stationers (1990-1997), Prolong International Corp. (AMEX:PRL, 1998-2003) and Oklahoma Global Motors [MG/Austin Healey] (2006-2007).  Following OGM, he consulted for several attempted automotive start-up companies, through his company Michael Davis & Associates.

The Company believes, Mr. Davis will be an asset in providing it with management experience required for start up businesses.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2013 and written representations that no other reports were required, the Company believes that  persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101	XBRL Exhibits ***

*Previously filed on February 28, 2012
**Previously filed on September 24, 2012
*** Previously filed on September 10, 2013

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 20, 2013	CELLULAR CONCRETE TECHNOLOGIES, INC.

	By:	/s/ Paul Falco
Paul Falco
Director
Chief Executive Officer
Principal Executive Officer

Dated: December 20, 2013	By:	/s/ Paul Falco
Paul Falco
Principal Financial Officer

Dated: December 20, 2013	By:	/s/ Michael Davis
Michael Davis
Director and President

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Paul Falco and Michael Davis as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / Paul Falco	Chief Executive Officer (Principal Executive Officer)	December 20, 2013
Paul Falco

/ S / Paul Falco	Chief Financial Officer (Principal Financial and Accounting Officer)	December 20, 2013

/ S / Michael Davis	Director and President	December 20, 2013