Form 10-Q/A
period 2013-09-30
Cellular Concrete Technologies, Inc.
filed 2013-12-20
CIK 1542627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

949-769-6522(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  No X

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 26,350,000 shares outstanding as of November 12, 2013.

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of September 30, 2013 (unaudited) and March 31, 2013 (audited)	3

	Statements of Operations for the three and six months ended September 30, 2013 and 2012 and period from inception (February 6, 2012) through September 30, 2013 (unaudited)	4

	Statements of Cash Flows for the six months ended September 30, 2013and 2012 and period from inception (February 6, 2012) through September 30, 2013 (unaudited)	5

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Reserved and Removed)	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

	Signatures	14

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELLULAR CONCRETE TECHNOLOGIES, INC.

 (A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2013	2013

ASSETS
Current assets:
Cash and cash equivalents	$-	$-

	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due to founder	$8,631	$6,415
Bank overdraft		16

Total liabilities	8,631	6,431

Commitments and contingencies

Stockholders’ deficit:

Common stock, 100,000,000 shares authorized (par value $.0001) 26,350,000 and5,000,000 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	2,635	2,635
Additional paid-in capital	1,500	1,500
Deficit accumulated during the development stage	(12,766)	(10,566)

Total stockholders’ deficit	(8,631)	(6,431)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$

CELLULAR CONCRETE TECHNOLOGIES, INC.

 (A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					February 6, 2012
					(inception)
	Three Month Periods Ended		Six Months Period Ended		through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenues	-	-	-	-	-

EXPENSES
Operating Expenses
General and administrative	$1,100	$1,800	2,200	2,400	$12,766
Total operating expenses	1,100	1,800	2,200	2,400	12,766

NET LOSS	$(1,100)	$(1,800)	(2,200)	(2,400)	$(12,766)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,350,000	5,000,000	26,350,000	5,000,000

CELLULAR CONCRETE TECHNOLOGIES, INC.
( A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the sixmonths ending September 30, 2013	For the six months ending September 30, 2012	Inception (February 6, 2012) through September 30, 2013

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(2,200)	$(2,400)	$(12,766)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock under consulting agreement	-	-	150
Change in Assets & Liabilities
Accrued payroll and other liabilities	2,200	2,400	8,631
Change in bank overdraft	-	-	-
Net Cash used in operations	-	-	(3,985)

CASH FLOW FROM FINANCING ACTIVITIES

Tender of shares by founder	-	-	(350)
Proceeds from stock issuance under subscription agreement	-	-	4,335
Net Cash provided by financing activities			3,985

Net increase (decrease) in cash			-

Cash at the Beginning of the Period	-	200	-
Cash at the End of the Period	$-	$200	$-

CELLULAR CONCRETE TECHNOLOGIES, INC.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Cellular Concrete Technologies, Inc. is an emerging growth company that was incorporated in the state of Delaware on February 6, 2012 and has licensed unique intellectual property (the Technology) for the production of the STABLE AIR® and STABLE AIR AERATOR® products.

Further, the company will sell its foaming aerators, and the foaming chemicals that the aerators use to make pre-formed foam containing air that gets incorporated into concrete mixes under the “Stable Air”®, CCT Add Air® and other brand names.   It will also seek distributors and jobbers who will sell or resell within their regional markets or industry niches.

On July 11, 2013, Cellular Concrete Technologies, Inc. “the Company” entered into a Licensing Agreement (“Licensing Agreement”) with Cellular Concrete Technologies, LLC (“Licensor”) the majority stockholder of the Company, pursuant to which the Company was granted an, exclusive license for intellectual property as described in Patent No. US 5,900,191, Patent No. US 6,046,255; US Patent Application No. 13/560,882; US Trademark Stable Air®; Canadian Trademark Stable Air ®; US Trademark CCT; US Trademark CCT Add Air ® that includes Stable Air® and Stable Air Aerator® developed by Licensor, principally comprising of a unique intellectual property for the production of different types of cellular concrete: Structural lightweight concrete, non-structural lightweight concrete, as well as infill, backfill and flowable fill (the “Technology”).  The license includes the use and licensing of the technology to produce a variety of customized lightweight concrete products for the global housing market which may include lightweight concrete aggregate panels and a “kit system” of  pre-fabricated houses or structures on a standard format or custom made basis according to customer blue prints, oil well cementing, flowable fill and the ready mix concrete industries. The License is subject to immediate discontinuation if the milestones of receiving funding of at least $200,000 by July 11, 2014, at least $400,000 by July 11, 2015 and $800,000 by July 11. 2016 is not achieved.

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

On July 11, 2013, Cellular Concrete Technologies, Inc. “the Company” entered into a Licensing Agreement (“Licensing Agreement”) with Cellular Concrete Technologies, LLC (“Licensor”) the majority stockholder of the Company, pursuant to which the Company was granted an, exclusive license for intellectual property as described in Patent No. US 5,900,191, Patent No. US 6,046,255; US Patent Application No. 13/560,882; US Trademark Stable Air®; Canadian Trademark Stable Air ®; US Trademark CCT; US Trademark CCT Add Air ® that includes Stable

Air® and Stable Air Aerator® developed by Licensor, principally comprising of a unique intellectual property for the production of different types of cellular concrete: Structural lightweight concrete, non-structural lightweight concrete, as well as infill, backfill and flowable fill (the “Technology”).  The license includes the use and licensing of the technology to produce a variety of customized lightweight concrete products for the global housing market which may include lightweight concrete aggregate panels and a “kit system” of  pre-fabricated houses or structures on a standard format or custom made basis according to customer blue prints, oil well cementing, flowable fill and the ready mix concrete industries. The License is subject to immediate discontinuation if the milestones of receiving funding of at least $200,000 by July 11, 2014, at least $400,000 by July 11, 2015 and $800,000 by July 11. 2016 is not achieved.

The  officers and directors of the Company are involved in other business activities and may, in the future, become involved in additional business opportunities that become available. A conflict may arise in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

We depend on our officers and directors, to provide the Company with the necessary funds to implement our business plan, as necessary. The Company does not have a funding commitment or any written agreement for our future required cash needs.

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of September 30, 2013, the debts, in the amount of $8,631 was due to shareholder.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the  officers and directors of the Company to use at no charge.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cellular Concrete Technologies, Inc.(“we”, “our”, “us” or the “Company”) is an emerging growth company that was incorporated in the state of Delaware on February 6, 2012 and has licensed unique intellectual property (the Technology) for the production of the STABLE AIR® and STABLE AIR AERATOR® products.

Further, the company will sell its foaming aerators, and the foaming chemicals that the aerators use to make pre-formed foam containing air that gets incorporated into concrete mixes under the “Stable Air”®, CCT Add Air® and other brand names.   It will also seek distributors and jobbers who will sell or resell within their regional markets or industry niches.

On July 11, 2013, Cellular Concrete Technologies, Inc. “the Company” entered into a Licensing Agreement (“Licensing Agreement”) with Cellular Concrete Technologies, LLC (“Licensor”) the majority stockholder of the Company, pursuant to which the Company was granted an, exclusive license for intellectual property as described in Patent No. US 5,900,191, Patent No. US 6,046,255; US Patent Application No. 13/560,882; US Trademark Stable Air®; Canadian Trademark Stable Air ®; US Trademark CCT; US Trademark CCT Add Air ® that includes Stable Air® and Stable Air Aerator® developed by Licensor, principally comprising of a unique intellectual property for the production of different types of cellular concrete: Structural lightweight concrete, non-structural lightweight concrete, as well as infill, backfill and flowable fill (the “Technology”).  The license includes the use and licensing of the technology to produce a variety of customized lightweight concrete products for the global housing market which may include lightweight concrete aggregate panels and a “kit system” of pre-fabricated houses or structures on a standard format or custom made basis according to customer blue prints, oil well cementing, flowable fill and the ready mix concrete industries. The License is subject to immediate discontinuation if the milestones of receiving funding of at least $200,000 by July 11, 2014, at least $400,000 by July 11, 2015 and $800,000 by July 11. 2016 is not achieved.

Results of Operations

For the three months ending September 30, 2013 the Company had no revenues and incurred $(1,100) of general and administrative expenses as compared to a net loss of $(1,800) for the three months ended September 30, 2012. The net loss for the three months ending September 30, 2013 was contributed to audit fees of $1,100.

For the six months ending September 30, 2013 the Company had no revenues and incurred $(2,200) of general and administrative expenses as compared to a net loss of $(2,400) for six months ended September 30, 2012. The net loss for the six months ending September 30, 2013 was contributed to accounting fees of $2,200.

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

Plan of Operations

Cellular Concrete Technologies, Inc. is an emerging growth company that has licensed unique intellectual property (the Technology) for the production of the STABLE AIR® and STABLE AIR AERATOR® products.

Further, the company will sell its foaming aerators, and the foaming chemicals that the aerators use to make pre-formed foam containing air that gets incorporated into concrete mixes under the “Stable Air”®, CCT Add Air® and other brand names.   It will also seek distributors and jobbers who will sell or resell within their regional markets or industry niches.

On July 11, 2013, Cellular Concrete Technologies, Inc. “the Company” entered into a Licensing Agreement (“Licensing Agreement”) with Cellular Concrete Technologies, LLC (“Licensor”) the majority stockholder of the Company, pursuant to which the Company was granted an, exclusive license for intellectual property as described in Patent No. US 5,900,191, Patent No. US 6,046,255; US Patent Application No. 13/560,882; US Trademark Stable Air®; Canadian Trademark Stable Air ®; US Trademark CCT; US Trademark CCT Add Air ® that includes Stable Air® and Stable Air Aerator® developed by Licensor, principally comprising of a unique intellectual property for the production of different types of cellular concrete: Structural lightweight concrete, non-structural lightweight concrete, as well as infill, backfill and flowable fill (the “Technology”).  The license includes the use and licensing of the technology to produce a variety of customized lightweight concrete products for the global housing market which may include lightweight concrete aggregate panels and a “kit system” of  pre-fabricated houses or structures on a standard format or custom made basis according to customer blue prints, oil well cementing, flowable fill and the ready mix concrete industries. The License is subject to immediate discontinuation if the milestones of receiving funding of at least $200,000 by July 11, 2014, at least $400,000 by July 11, 2015 and $800,000 by July 11. 2016 is not achieved.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer (our principal executive officer principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principle accounting officer) concluded that as of September 30, 2012 our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

The determination that our disclosure controls and procedures were not effective as of September 30, 2012 are a result of:

1. Insufficient segregation of duties due to the limited size of our staff and budget.

2. No independent audit committee oversight of the company's external financial reporting and internal control over financial reporting.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.We will appoint additional personnel to assist with the preparation of the Company’s financial reporting.

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

Dated: December 19, 2013,
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