Form 10-K/A
period 2013-03-31
Cellular Concrete Technologies, Inc.
filed 2014-01-22
CIK 1542627

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 3)

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2013 it was determined that Accelerated Venture Partners controlled be Timothy Neher did not file a Form 4 on a timely bases regarding the tendering of 3,500,000 shares of common stock and the purchase of 1,500,000 consulting shares. Furthermore, it was determined that Cellular Concrete Technologies, LLC controlled by Paul Falco did not file a Form 3 on a timely bases regarding the purchase of 23,350,000, no other reports were required, the Company believes that persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Dated: January 22, 2014	CELLULAR CONCRETE TECHNOLOGIES, INC.

	By:	/s/ Paul Falco
Paul Falco
Director
Chief Executive Officer
Principal Executive Officer

Dated: January 22, 2014	By:	/s/ Paul Falco
Paul Falco
Director and Principal Financial Officer

Dated: January 22, 2014	By:	/s/ Michael Davis
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

Signature	Title	Date

/ S / Paul Falco	Chief Executive Officer and Director (Principal Executive Officer)	January 22, 2014
Paul Falco

/ S / Paul Falco	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	January 22, 2014

/ S / Michael Davis	Director and President	January 22, 2014