Form 10-Q/A
period 2013-09-30
Cellular Concrete Technologies, Inc.
filed 2014-01-22
CIK 1542627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment No.2

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number 000-54612

CELLULAR CONCRETE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-4511068
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

100 Pacifica Drive, Suite 130, Irvine, CA 92618
(Address of principal executive offices)

949-769-6522 (Registrant’s telephone number, including area code)

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

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of September 30, 2013 (unaudited) and March 31, 2013 (audited)	3

	Statements of Operations for the three and six months ended September 30, 2013 and 2012 and period from inception (February 6, 2012) through September 30, 2013 (unaudited)	4

	Statements of Cash Flows for the six months ended September 30, 2013and 2012 and period from inception (February 6, 2012) through September 30, 2013 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Reserved and Removed)	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

	Signatures	14

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

CELLULAR CONCRETE TECHNOLOGIES, INC.
 (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					February 6, 2012
					(inception)
	Three Month Periods Ended		Six Months Period Ended		through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenues	-	-	-	-	-

EXPENSES
Operating Expenses
General and administrative	$1,100	$1,800	2,200	2,400	$12,766
Total operating expenses	1,100	1,800	2,200	2,400	12,766

NET LOSS	$(1,100)	$(1,800)	(2,200)	(2,400)	$(12,766)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,350,000	5,000,000	26,350,000	5,000,000

CELLULAR CONCRETE TECHNOLOGIES, INC.
( A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ending September 30, 2013	For the six months ending September 30, 2012	Inception (February 6, 2012) through September 30, 2013

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(2,200)	$(2,400)	$(12,766)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock under consulting agreement	-	-	150
Change in Assets & Liabilities
Accrued payroll and other liabilities	2,200	2,400	8,631
Change in bank overdraft	-	-	-
Net Cash used in operations	-	-	(3,985)

CASH FLOW FROM FINANCING ACTIVITIES

Tender of shares by founder	-	-	(350)
Proceeds from stock issuance under subscription agreement	-	-	4,335
Net Cash provided by financing activities			3,985

Net increase (decrease) in cash			-

Cash at the Beginning of the Period	-	200	-
Cash at the End of the Period	$-	$200	$-

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cellular Concrete Technologies, Inc. (“we”, “our”, “us” or the “Company”) is an emerging growth company that was incorporated in the state of Delaware on February 6, 2012 and has licensed unique intellectual property (the Technology) for the production of the STABLE AIR® and STABLE AIR AERATOR® products.

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

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principle accounting officer) concluded that as of September 30, 2013 our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

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