Form 10-Q
period 2013-12-31
Cellular Concrete Technologies, Inc.
filed 2014-02-14
CIK 1542627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 26,350,000 shares outstanding as of February 10, 2014.

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of December 31, 2013 (unaudited) and March 31, 2013 (audited)	3

	Statements of Operations for the three and nine months ended December 31, 2013 and 2012 and period from inception (February 6, 2012) through December, 2013 (unaudited)	4

	Statements of Cash Flows for the nine months ended December 31, 2013and 2012 and period from inception (February 6, 2012) through December 31, 2013 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Reserved and Removed)	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

	Signatures	14

PART I —  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELLULAR CONCRETE TECHNOLOGIES, INC.

 (A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2013	2013

ASSETS
Current assets:
Cash and cash equivalents	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due to founder	$8,631	$6,415
Bank overdraft	-	16

Total liabilities	8,631	6,431

Commitments and contingencies

Stockholders’ deficit:

Common stock, 100,000,000 shares authorized (par value $.0001) 26,350,000 and 5,000,000 shares issued and outstanding as of December 31, 2013 and March 31, 2013, respectively	2,635	2,635
Additional paid-in capital	1,500	1,500
Deficit accumulated during the development stage	(12,766)	(10,566)

Total stockholders’ deficit	(8,631)	(6,431)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

CELLULAR CONCRETE TECHNOLOGIES, INC.

 (A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					February 6, 2012
					(inception)
	Three Month Periods Ended		Nine Months Period Ended		through
	December 31,		December 31, 2013		December 31,
	2013	2012	2013	2012	2013

Revenues	-	-	-	-	-

EXPENSES
Operating Expenses
General and administrative	$-	$6,558	2,200	8,958	$12,766
Total operating expenses	-	6,558	2,200	8,958	12,766

NET LOSS	$-	$(6,558)	(2,200)	(8,958)	$(12,766)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	26,350,000	12,824,909	26,350,000	12,824,909

CELLULAR CONCRETE TECHNOLOGIES, INC.
( A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ending December 31, 2013	For the nine months ending December 31, 2012	Inception (February 6, 2012) through December, 2013

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(2,200)	$(8,958)	$(12,766)
Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock under consulting agreement	-	-	150
Change in Assets & Liabilities
Accrued payroll and other liabilities	2,200	-	8,631
Change in bank overdraft	-	-	-
Net Cash used in operations	-	-	(3,985)

CASH FLOW FROM FINANCING ACTIVITIES
Changes of advances from shareholders	-	6,455
Tender of shares by founder	-	-	(350)
Proceeds from stock issuance under subscription agreement	-	2,335	4,335
Net Cash provided by financing activities	-	8,790	3,985

Net increase (decrease) in cash	-	(168)	-

Cash at the Beginning of the Period	-	200	-
Cash at the End of the Period	$-	$32	$-

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

The Company sustained operating losses and accumulated deficit of $12,766 as of December 31, 2013, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

Basis of Presentation

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

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended March 31, 2013 included in our Annual Report on Form 10-K. The results of the period from inception (February 6, 2012) to December 31, 2013 are not necessarily indicative of the results to be expected for the full year ending March 31, 2014.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalent at December 31, 2013 and March 31, 2013.

CELLULAR CONCRETE TECHNOLOGIES, INC.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

(e)	Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator). Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Although there were common stock equivalents outstanding as of December 31, 2013 and December 31, 2012, they were not included in the calculation of earnings per shares because their inclusion would have been considered anti-dilutive.  As of December 31, 2013 and December 31, 2012, there are no Common stock equivalents outstanding at December 31, 2013 and 2012.

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
(g)	Recently Issued Accounting Pronouncements

In March  2013,  the  FASB  issued  ASU  2013-05  Topic  830,  “Foreign  Currency  Matters”  (“ASU  2013-05”).  ASU  2013-05  resolves  the  diversity  in  practice  about  whether  Subtopic  810-10,  Consolidation—Overall,  or  Subtopic  830-30,  ASU  2013-05  applies  to  the  release  of  the  cumulative  translation  adjustment  into  net  income  when  a  parent  either  sells  a  part  or  all  of  its  investment  in  a  foreign  entity  or  no  longer  holds  a  controlling  financial  interest  in  a  subsidiary  or  group  of  assets  that  is  a  nonprofit  activity  or  a  business  (other  than  a  sale  of  in  substance  real  estate  or  conveyance  of  oil  and  gas  mineral  rights)  within  a  foreign  entity.  In  addition,  the  amendments  in  this  Update  resolve  the  diversity  in  practice  for  the  treatment  of  business  combinations  achieved  in  stages  (sometimes  also  referred  to  as  step  acquisitions)  involving  a  foreign  entity.  ASU  2013-02  became  effective  for  the  company  prospectively  for  fiscal  years  (and interim periods within those years) beginning after  December  15,   2013. The  Company  does  not  expect  the  adoption  of  this  guidance  to  have  a  material inning after  December  15,  2013 effect on  the  Company’s  unaudited  condensed  consolidated  financial  statements.

The FASB  has  issued Accounting Standards  Update  (ASU)  No. 2013-04, Liabilities (Topic 405), “Obligations Resulting  from  Joint and Several Liability Arrangements  for Which  the  Total  Amount  of  the  Obligation Is  Fixed  at the  Reporting Date.”  ASU  2013-04  provides guidance  for  the recognition, measurement, and  disclosure  of  obligations  resulting  from  joint  and  several  liability  arrangements  for  which  the  total  amount  of  the  obligation  within  the  scope  of  this  ASU  is  fixed  at  the  reporting  date,  except  for  obligations  addressed  within  existing  guidance  in  U.S. GAAP. The  guidance  requires  an entity  to measure  those  obligations  as  the  sum  of  the  amount  the  reporting  entity  agreed  to  pay  on  the  basis  of  its  arrangement  among  its  co-obligors  and  any  additional  amount  the  reporting  entity  expects  to  pay  on  behalf  of  its  co-obligors.  The  amendments  in  this  ASU  are  effective  for  fiscal  years,  and  interim  periods  within  those  years,  beginning  after  December  15,  2013.  The  Company  does  not  expect  the  adoption  of  this  guidance  to  have  a  material  impact  on  the  Company’s  unaudited  condensed  consolidated  financial  statements.

In July  2013,  the  FASB  issued  ASU  2013-11,  Income  Taxes  (Topic  740):  Presentation  of  Unrecognized  Tax  Benefit  When  a  Net  Operating  Loss  Carryforward,  A  Similar  Tax  Loss,  or  a  Tax  Credit  Carryforward  Exists  (A  Consensus  the  FASB  Emerging  Issues  Task  Force).  ASU  2013-11  provides  guidance  on  financial  statement  presentation  of  unrecognized  tax  benefit  when  a  net  operating  loss  carryforward,  a  similar  tax  loss,  or  a  tax  credit  carryforward  exists.  The  FASB’s  objective  in issuing this ASU is  to  eliminate  diversity  in practice  resulting  from  a  lack  of guidance on this  topic  in  current  U.S.  GAAP.  This  ASU  applies  to  all  entities  with  unrecognized  tax  benefits  that  also  have  tax  loss  or  tax  credit  carryforwards  in  the  same  tax  jurisdiction  as  of  the  reporting  date.  This  amendment  is  effective  for  public  entities  for  fiscal  years  beginning  after  December  15,  2013  and  interim  periods  within  those  years.  The  company  does  not  expect  the  adoption  of  this  standard  to  have  a  material  impact  on  the  Company’s  unaudited  condensed  consolidated  financial  position  and  results  of  operations.

Other recent  accounting  pronouncements  issued  by  the  FASB  (including  its  Emerging  Issues  Task  Force),  the  AICPA,  and  the  SEC  did  not  or  are  not  believed  by  management  to  have  a  material  impact  on  the  Company's  present  or  future  consolidated  financial  statements.

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of December 31, 2013, the debts, in the amount of $8,631, were due to shareholder.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the officers and directors of the Company to use at no charge.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

CELLULAR CONCRETE TECHNOLOGIES, INC.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

NOTE 3–STOCKHOLDER’S DEFICIT

The Company is currently issuing only one class of common stock, and this has been issued at two different prices since inception. The Company is authorized to issue 100,000,000 shares of common stock. As of December 31, 2013, 26,350,000 shares of common stock were issued and outstanding.

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

	December 31, 2013 (Unaudited)	March 31, 2013
Gross deferred tax assets	$12,766	$10,566
Valuation allowance	(12,766)	(10,566)
Net deferred tax asset	$—	$—

As of December 31, 2013 the Company had a net operating loss carryforward of approximately $12,766 which will begin to expire in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry forwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry forwards and research and development credits may be subject to the above limitations.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity.

Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The 2012 and 2013 federal and state tax returns are open to examination for the years.

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

Results of Operations

For the three months ending December 31, 2013 the Company had no revenues and no expenses as compared to a net loss of $(6,558) for the three months ended December 31, 2012. The Company had no activities and did not engage in any transactions for the three months ending December 31, 2013..

For the nine months ending December 31, 2013 the Company had no revenues and incurred $(2,200) of general and administrative expenses as compared to a net loss of $(8,958) for nine months ended December 31, 2012. The net loss for the nine months ending December 31, 2013 was attributable to accounting fees of $2,200.

For the period from inception (February 6, 2012) through December 31, 2013, the Company had no activities that produced no revenues from operations and had a net loss of $(12,766), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of December 31, 2013, the Company had assets equal to $0 and had $8,631 in current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 6, 2012) through December 31, 2013:

Operating activities	$(3,985)
Investing activities	-
Financing activities	$3,985

Net effect on cash	$-

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principle accounting officer) concluded that as of December 31, 2013 our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

The determination that our disclosure controls and procedures were not effective as of December 31, 2013 are a result of:

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

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

Dated: February 10, 2014
CELLULAR CONCRETE TECHNOLOGIES, INC.

	By:	/s/ Paul Falco
Paul Falco
CEO