Form 10-Q/A
period 2013-12-31
Cellular Concrete Technologies, Inc.
filed 2014-04-23
CIK 1542627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number000-54612

CELLULAR CONCRETE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-4511068
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

100 Pacifica Drive, Suite 130, Irvine, CA 92618
(Address of principal executive offices)

949-769-6522 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of  " accelerated filer " ,  " large accelerated filer "   and  " smaller reporting company "  in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐   No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 26,350,000 shares outstanding as of April 22, 2014.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, filed with the Securities and Exchange Commission on February 14, 2014 (the "Form 10-Q"), is to correct the disclosure in Item 4T. Item 4T contained an erroneous reference to September 30, 2013 as the reporting period. It is corrected with the amendment.  Also, Item 4T is amended to disclose that the Company's internal controls were inadequate because the Company was delinquent in timely filing a required form with the SEC.

No other changes have been made to the Form 10-Q. With the exception of the required disclosure on the face page of the Form 10-Q of the Company's shares outstanding as of the most recent practicable date, this Amendment No. 2 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principal accounting officer) concluded that as of December 31, 2013 our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

The determination that our disclosure controls and procedures were not effective as of December 31, 2013 are a result of:

1. Insufficient segregation of duties due to the limited size of our staff and budget;

2. No independent audit committee oversight of the company's external financial reporting and internal control over financial reporting; and

3. Lateness of filing required periodic reports with the SEC.

Continuing Remediation Efforts to address deficiencies in Company's Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.We will appoint additional personnel to assist with the preparation of the Company's financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*
Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

31.2*
Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

32.1*	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously Filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 22, 2014
CELLULAR CONCRETE TECHNOLOGIES, INC.

	By:	/s/ Paul Falco
Paul Falco
CEO