Form 10-Q/A
period 2013-12-31
Cellular Concrete Technologies, Inc.
filed 2014-04-25
CIK 1542627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 26,350,000 shares outstanding as of April 24, 2014.

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013, filed with the Securities and Exchange Commission on February 14, 2014 (the "Form 10-Q"), is to correct the disclosure in Item 4T. Item 4T contained an erroneous reference to September 30, 2013 as the reporting period. It is corrected with the amendment.  Also, Item 4T is amended to disclose that the Company's internal controls were inadequate because the Company was delinquent in timely filing a required form with the SEC.

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

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	4

	Balance Sheets as of December 31, 2013 (unaudited) and March 31, 2013 (audited)	4

	Statements of Operations for the three and nine months ended December 31, 2013 and 2012 and period from inception (February 6, 2012) through December, 2013 (unaudited)	5

	Statements of Cash Flows for the nine months ended December 31, 2013and 2012 and period from inception (February 6, 2012) through December 31, 2013 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T	Controls and Procedures	16

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	(Reserved and Removed)	17

Item 5.	Other Information	13

Item 6.	Exhibits	18

	Signatures	18

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

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
(g)	RecentlyIssued Accounting Pronouncements

In March  2013,  the  FASB  issued  ASU  2013-05  Topic  830,  "Foreign  Currency  Matters"  ("ASU  2013-05").  ASU  2013-05  resolves  the  diversity  in  practice  about  whether  Subtopic  810-10,  Consolidation—Overall,  or  Subtopic  830-30,  ASU  2013-05  applies  to  the  release  of  the  cumulative  translation  adjustment  into  net  income  when  a  parent  either  sells  a  part  or  all  of  its  investment  in  a  foreign  entity  or  no  longer  holds  a  controlling  financial  interest  in  a  subsidiary  or  group  of  assets  that  is  a  nonprofit  activity  or  a  business  (other  than  a  sale  of  in  substance  real  estate  or  conveyance  of  oil  and  gas  mineral  rights)  within  a  foreign  entity.  In  addition,  the  amendments  in  this  Update  resolve  the  diversity  in  practice  for  the  treatment  of  business  combinations  achieved  in  stages  (sometimes  also  referred  to  as  step  acquisitions)  involving  a  foreign  entity.  ASU  2013-02  became  effective  for  the  company  prospectively  for  fiscal  years  (and interim periods within those years) beginning after  December  15,    2013. The  Company  does  not  expect  the  adoption  of  this  guidance  to  have  a  material inning after  December  15,  2013 effect on  the  Company's  unaudited  condensed  consolidated  financial  statements.

The FASB  has  issued Accounting Standards  Update  (ASU)  No. 2013-04, Liabilities (Topic 405), "Obligations Resulting  from  Joint and Several Liability Arrangements  for Which  the  Total  Amount  of  the  Obligation Is  Fixed  at the  Reporting Date."  ASU  2013-04  provides guidance  for  the recognition, measurement, and  disclosure  of  obligations  resulting  from  joint  and  several  liability  arrangements  for  which  the  total  amount  of  the  obligation  within  the  scope  of  this  ASU  is  fixed  at  the  reporting  date,  except  for  obligations  addressed  within  existing  guidance  in  U.S. GAAP. The  guidance  requires  an entity  to measure  those  obligations  as  the  sum  of  the  amount  the  reporting  entity  agreed  to  pay  on  the  basis  of  its  arrangement  among  its  co-obligors  and  any  additional  amount  the  reporting  entity  expects  to  pay  on  behalf  of  its  co-obligors.  The  amendments  in  this  ASU  are  effective  for  fiscal  years,  and  interim  periods  within  those  years,  beginning  after  December  15,  2013.  The  Company  does  not  expect  the  adoption  of  this  guidance  to  have  a  material  impact  on  the  Company's  unaudited  condensed  consolidated  financial  statements.

In July  2013,  the  FASB  issued  ASU  2013-11,  Income  Taxes  (Topic  740):  Presentation  of  Unrecognized  Tax  Benefit  When  a  Net  Operating  Loss  Carryforward,  A  Similar  Tax  Loss,  or  a  Tax  Credit  Carryforward  Exists  (A  Consensus  the  FASB  Emerging  Issues  Task  Force).  ASU  2013-11  provides  guidance  on  financial  statement  presentation  of  unrecognized  tax  benefit  when  a  net  operating  loss  carryforward,  a  similar  tax  loss,  or  a  tax  credit  carryforward  exists.  The  FASB's  objective  in issuing this ASU is  to  eliminate  diversity  in practice  resulting  from  a  lack  of guidance on this  topic  in  current  U.S.  GAAP.  This  ASU  applies  to  all  entities  with  unrecognized  tax  benefits  that  also  have  tax  loss  or  tax  credit  carryforwards  in  the  same  tax  jurisdiction  as  of  the  reporting  date.  This  amendment  is  effective  for  public  entities  for  fiscal  years  beginning  after  December  15,  2013  and  interim  periods  within  those  years.  The  company  does  not  expect  the  adoption  of  this  standard  to  have  a  material  impact  on  the  Company's  unaudited  condensed  consolidated  financial  position  and  results  of  operations.
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

*Previously Filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 24, 2014
CELLULAR CONCRETE TECHNOLOGIES, INC.

	By:	/s/ Paul Falco
Paul Falco
CEO